Form 10QSB
period 2000-06-30
PROVENCE CAPITAL CORP INC
filed 2000-08-16
CIK 1107960

U.S.  Securities  and  Exchange  Commission
                             Washington,  D.C.  20549

                                   Form  10-QSB

                QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarter  ended  June  30,  2000
Commission  file  no.   0-29999


                       Provence Capital Corporation, Inc.
              ------------------------------------------------------------
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

         None                                               None
--------------------------                        -----------------------------

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

     As of June 30, 2000, there are 1,000,000 shares of voting stock of the registrant issued and outstanding.

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


                                                              Page

Balance  Sheet                                                 F-2

Statement  of  Operations  and  Accumulated  Deficit           F-3

Statement  of  Changes  in  Stockholders'  Equity              F-4

Statement  of  Cash  Flows                                     F-5

Notes  to  Financial  Statements                               F-6

PROVENCE  CAPITAL  CORPORATION,  INC.
(A  Development  Stage  Company)

BALANCE  SHEET


June  30,                                                                 2000
---------------------------------------------------------------  -------------

ASSETS

Current  assets:
    Cash                                                           $        -

Intangible  assets:
    Organizational  costs
    (Less  accumulated  depreciation)                                   5,373
---------------------------------------------------------------  -------------

TOTAL  CURRENT  ASSETS                                                  5,373
---------------------------------------------------------------  -------------



LIABILITIES

Current  Liabilities:
    Accrued  expenses                                              $        -
---------------------------------------------------------------  -------------

TOTAL  CURRENT  LIABILITIES                                                 -
---------------------------------------------------------------  -------------


STOCKHOLDERS'  EQUITY

Common stock - $.001 par value - 10,000,000 shares authorized
      1,000,000  shares  issued  and outstanding                        1,000
Preferred stock - no par value - 10,000,000 shares authorized
     No  shares  issued  or outstanding                                     -
               Additional  paid-in-capital                              5,373
               Accumulated  deficit                                    (1,000)
---------------------------------------------------------------  -------------

TOTAL  STOCKHOLDERS'  EQUITY                                            5,373
---------------------------------------------------------------  -------------

TOTAL  LIABILITIES  AND  SHAREHOLDERS' EQUITY                      $    5,373
---------------------------------------------------------------  -------------



     The accompanying notes are an integral part of the Financial Statements

PROVENCE  CAPITAL  CORPORATION
(A  Development  Stage  Company)

STATEMENT  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT


For  the  period  April  1,  2000  to  June  30,  2000
--------------------------------------------------------------------------------

Revenues                                                         $            -
---------------------------------------------------------------  ---------------

Operating  expenses:
    Expenses                                                     $            -
Net  loss  for period                                                         -
---------------------------------------------------------------  ---------------

Loss  before  income taxes                                                    -
---------------------------------------------------------------  ---------------
Income  taxes                                                                 -
---------------------------------------------------------------  ---------------

Net  loss                                                                     -
---------------------------------------------------------------  ---------------

Accumulated  deficit - June 30, 2000                             $       (1,000)
---------------------------------------------------------------  ---------------

Net  loss per share                                              $       (0.001)
---------------------------------------------------------------  ---------------



     The accompanying notes are an integral part of the Financial Statements

PROVENCE  CAPITAL  CORPORATION,  INC.
(A  Development  Stage  Company)

STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY



For  the  period  April  1,  2000  to  June  30,  2000
--------------------------------------------------------------------------------


Additional
                             Number of  Preferred   Common   Paid - In  Accumulated
                             Shares     Stock       Stock    Capital    Deficit        Total
                             ---------  ----------  -------  ---------  -----------  -----------
Issuance of Common Stock:
                                    -           -        -          -            -            -

Net  Loss                           -           -        -          -       (1,000)      (1,000)
                             ---------  ----------  -------  ---------  -----------  -----------

                                    -   $       -   $    -   $      -   $   (1,000)  $   (1,000)
                             ---------  ----------  -------  ---------  -----------  -----------



     The accompanying notes are an integral part of the Financial Statements

PROVENCE  CAPITAL  CORPORATION,  INC.
(A  Development  Stage  Company)

Statement  of  Cash  Flows



For  the  period  April  1,  2000  to  June  30,  2000
--------------------------------------------------------------------------------

Operating  Activities:
        Net  loss                                                     $       -
     Adjustments to reconcile net loss to net cash
         used  by  operating  activities:
             Increase  in:
                 Issuance of common stock for services                        -

--------------------------------------------------------------------  ----------
Net  cash  used  by  operating  activities                                    -
--------------------------------------------------------------------  ----------

Financing  activities:
     Issuance  of  Common  Stock                                              -
--------------------------------------------------------------------  ----------

Net  cash  provided  by  financing  activities                                -
--------------------------------------------------------------------  ----------

Net  increase  in  cash                                                       -
--------------------------------------------------------------------  ----------

Cash-June  30,  2000                                                  $       -
--------------------------------------------------------------------  ----------



     The accompanying notes are an integral part of the Financial Statements

PROVENCE  CAPITAL  CORPORATION,  INC.
Notes  to  Financial  Statements

Note  A  -  Summary  of  Significant  Accounting  Policies:

Organization

Provence Capital Corporation, Inc. (a development stage company) is a Florida Corporation incorporated on December 17, 1999.

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


Note  B  -  Stockholders'  Equity:

The Company has authorized 10,000,000 shares of $.001 par value common stock. On December 17, 1999, the company authorized and issued 1,000,000 shares of restricted common stock and approximately forty-three investors for $1,000 in cash.

Interim  Financial  Statements

The June 30, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note  C  -  Income  Taxes:

The Company has a net operating loss carry forward of $1,000 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of June 30, 2000 is $150, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $150, as the Company has no history of profitable operations.

Note  D  -  Going  Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $1,000 from December 17, 1999 (date of inception) through June 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item 3.  Defaults  in  Senior  Securities

         None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

         No matter was submitted during the quarter ending June 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other  Information

         None

Item 6.  Exhibits  and  Reports  on  Form  8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:




Exhibit No.    Description
-----------    ----------------------------------------------------

3(i).1         Articles  of  Incorporation  filed  December  17,  1999

3(ii).1        By-laws

27    *        Financial  Data  Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed  herewith

     (b)  No  Reports  on  Form 8-K were filed during the quarter ended June 30,
2000

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                      Provence  Capital  Corporation,  Inc.
                               (Registrant)

         Date:  August 15, 2000             BY:  /s/  Shelley  Goldstein
                                               ---------------------------------
                                               Shelley  Goldstein,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                 Signature                          Title
  ------               ---------------------------        -------------

August 15, 2000        BY:  /s/  Shelley  Goldstein
                          ----------------------------    President, Secretary,
                          Shelley  Goldstein              Treasurer,  Director